Form 10-Q
period 2021-01-31
Bymax Corp.
filed 2021-03-16
CIK 1796297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-240750

BYMAX CORP.

(Exact name of registrant as specified in its charter)

Nevada	8742
State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization	Classification Code Number
98-1519197
IRS Employer
Identification Number

North District Sunshine Home Unit 2, Floor 6, Ste. #201

Manzhouli City, Inner Mongolia, China 021400

Tel.  (646) 970-7560

Email: bymaxcorp@yandex.com

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of January 31, 2021.

BYMAX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Bymax Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Bymax Corp.

BALANCE SHEET

As of January 31, 2021

(Unaudited)

ASSETS
Current Assets	January 31, 2021 (Unaudited)	From November 13, 2019 (Inception) through April 30, 2020
Cash and Cash Equivalents	$7,669	4,039
Receivables, net	2,100	-
Total Current Assets	9,769	4,039

Total Assets	$9,769	4,039

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party loan	$6,013	895
Total Current Liabilities	6,013	895

Total Liabilities	6,013	895

Commitments and Contingencies	-	-

Stockholder’s Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding as of January 31, 2021 and April 30, 2020	4,000	4,000
Accumulated Profits (Deficit)	(244)	(856)
Total Stockholder’s Equity	3,756	3,144

Total Liabilities and Stockholder’s Equity	$9,769	4,039

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended January 31, 2021 and 2020

(Unaudited)

	Three months ended January 31, 2021	Three months ended January 31, 2020	Nine months ended January 31, 2021	Nine months ended January 31, 2020

REVENUES	$2,100	-	5,800	-
Gross Profit	2,100	-	5,800	-

OPERATING EXPENSES
General and Administrative Expenses	(720)	(770)	(5,188)	(840)
TOTAL OPERATING EXPENSES	(720)	(770)	(5,188)	(840)

NET INCOME/(LOSS) FROM OPERATIONS	1,380	(770)	612	(840)

PROVISION FOR INCOME TAXES	(290)	-	(128)	-

NET INCOME/LOSS	$1,090	(770)	484	(840)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	3,000,000	4,000,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Nine months ended January 31, 2021 and 2020

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Deficit
Balance, April 30, 2019	-	$ -	$ -	$ -	$ -
Issuance of common stock	3,000,000	3,000	-	-	3,000

Net loss for the nine months ended January 31, 2020	-	-	-	(840)	(840)

Balance, January 31, 2020	3,000,000	$ 3,000	$ -	$ (840)	$ 2,160

Balance, April 30, 2020	4,000,000	$ 4,000	$ -	$ (856)	$ 3,144
Issuance of common stock	-	-	-	-	-

Net income for the nine months ended January 31, 2021	-	-	-	612	612

Balance, January 31, 2021	4,000,000	$ 4,000	$ -	$ (244)	$ 3,756

Balance, October 31, 2019	-	$ -	$ -	$ (70)	$ (70)
Issuance of common stock	3,000,000	3,000	-	-	3,000

Net loss for the three months ended January 31, 2020	-	-	-	(770)	(770)

Balance, January 31, 2020	3,000,000	$ 3,000	$ -	$ (840)	$ 2,160

Balance, October 31, 2020	4,000,000	$ 4,000	$ -	$ (1,624)	$ 2,376
Issuance of common stock	-	-	-	-	-

Net income for the three months ended January 31, 2021	-	-	-	1,380	1,380

Balance, January 31, 2021	4,000,000	$ 4,000	$ -	$ (244)	$ 3,756

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENTS OF CASH FLOWS

Nine months ended January 31, 2021 and 2020

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Nine months ended January 31, 2021	Nine months ended January 31, 2020
Net Income/ (loss)	$ 484	$ (840)
Adjustments to reconcile net loss to net cash from operating activities:
Change in receivable	(2,100)	-
Change in deferred income tax	128	-
CASH FLOWS FROM OPERATING ACTIVITIES	(1,488)	(840)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	5,118	895
Shares issuance	-	3,000
CASH FLOWS FROM FINANCING ACTIVITIES	5,118	3,895

NET CHANGE IN CASH	3,630	3,055

Cash, beginning of period	4,039	0

Cash, end of period	$ 7,669	$ 3,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Bymax Corp.  (“The Company”) was incorporated in the State of Nevada on November 13, 2019. The Company is located in China. Bymax Corp. intends to provide consulting services for marketplaces (for instance, such as Amazon), online shops or internet traders of various goods and produces manufactured in China. We plan to operate as authorized representatives of our clients’ interests throughout the entire territory of China.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $5,800 revenues for the nine months ended January 31, 2021.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is April 30.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

Stock-Based Compensation

As of January 31, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Equipment

Equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of January 31, 2021, the Company has generated $5,800 revenue. Revenue is recognized when the order is completed and approved by the customer.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

We have reviewed all the other recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – FIXED ASSETS

As of January 31, 2021 there was no purchase of equipment.

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

Note 5 – RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2021, our sole director has loaned to the Company $5,118. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,013 as of January 31, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 30, 2020 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On March 19, 2020 the Company issued 1,000,000 shares of common stock to a secretary for cash proceeds of $1,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of January 31, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2021 the Company had net operating loss carry forwards of approximately $244 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.The valuation allowance at January 31, 2021 was approximately $51.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2021.  All tax years since inception remain open for examination by taxing authorities.

	January 31, 2021	April 30, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(244)	(180)
Valuation allowance	$244	180
Net deferred tax assets	$-	-

The provision for Federal income tax consists of the following:

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended January 31, 2021 as follows:

	Nine months ended January 31, 2021	Nine months ended January 31, 2020
Computed “expected” tax expense (benefit)	$(51)	(176)
Change in valuation allowance	$51	176
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2021, through February __, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

IN GENERAL

Our company intends to provide consulting services for marketplaces (for instance, such as Amazon), online shops or internet traders of various goods and produces manufactured in China. We plan to operate as authorized representatives of our clients’ interests throughout the entire territory of China.

Our business address is North District Sunshine Home Unit 2, Floor 6, Ste. #201, Manzhouli City, Inner Mongolia, China 021400. Our phone number is (646) 970-7560.

We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

We plan to look for goods and produces in China upon request from owners of marketplaces or online shops or of internet-based distributors of any kind.

We plan to assist with the following range services that may be expanded or narrowed depending the efficiency and funds:

1. Search manufactures or business partners in China;

2. Search for goods, produces or materials in China;

3. Provide services of business interpreters and translators;

4. Assistantship in searching for the legal counsels and auditors in China;

5. Develop logistic and delivery schemes from China;

6. Provide market research and analysis in China;

7. Arrange business tours around manufactures, production plants, factories and industrial companies;

8. Act as representatives of our clients at industrial exhibitions in China;

9. Consult on registration and conducting business policy in China;

Our basic service is planned to function as follows:

1. Receive a request to find a manufacturer of a certain kind of goods. The request states the specification of the goods being searched such as, type, modification, color, price, quantity and the address where the goods have to be shipped.

2. Our company contacts industrial plants or factories to find the goods specified by our client and shares the information if any of those are able to produce or deliver the requested goods, if the price specified by our client legible or will change and other details of the deal.

3. The information is transferred to our client who will choose the manufacturer for the deal.

4. The deal is made between our client and the manufacturer. We provide the manufacturer with the specification of goods to be produced or shipped, shipping address, billing details. We provide our clients with information’s out returning and refunding policy of the manufacturer.

5. Once the deal is made and the manufacturer’s bill is paid by our clients, we receive royalty from our clients.

 REVENUE

We plan to receive revenues by selling our services in flexible packages so the clients may adjust the balance between the price and number of services or choose from the number of services the ones that are required.

“Basic” package includes the following services:

1) Following the clients request manufacturer or suppliers are searched;

2) Inquires about the price of goods, payment and shipping conditions are made;

3) The listed information is submitted to the client.

“Upgrade” package includes the following services:

1) Following the clients request the information about the price of goods, the quantity, payment and shipping conditions is collected and submitted;

2) Services of translators are provided in communication between the client and the suppliers they chose;

3) Consulting about business policy in China is provided;

“Pro” package includes the following services:

1) The information about the price of goods, the quantity, payment and shipping conditions is gathered following the request of the client;

2) Services of translators for business communications between the client and their supplier are provided;

3) Consulting about business policy in China is provided;

4) Legal services are provided, for instance, making agreements under Chinese law, legal services at customs in China, assistance in resolving disputes or lawsuits, if any.

5) Services representing our clients at industrial exhibitions are provided.

There may appear additional services if our company succeeds and expands.

As well as, we plan to receive royalty from the manufactures that wish to be advertised or promoted and whose services we can offer first. We also plan to issue our own catalogue of manufacturers where we can sell advertising places or offer a promotional service.

We see our website and social network pages as a source of income as well. We can sell advertising spaces there or promote manufacturers by placing their information about their goods and produces.

MARKETING AND SALES STRATEGY

To promote our business and services we plan to employ various marketing tools used in China market and the ones used in other countries. We intend to choose as our key marketing tools the following: direct sales, online marketing (internet services), exhibitions, workshops, presentations, publications in specialized printed or electronic (web) issues of catalogues, magazines and others. To attract the focus of our potential clients we plan to develop the catalogue of our own with China-based manufacturers listed by categories of their goods, industries.

As one of the steps to promote we intend to place advertising web banners or advertising bars on websites of manufacturers, international commercial web communities, websites of trading associations and groups, as well as on social a network, electronic trading platforms such as Amazon, Aliexpress, Taobao and similar.

We also plan to implement context advertising through electronic search engines and information platforms such as, Google, Yahoo, Bing, AOL and similar to attract users searching for “goods in China”, “manufacturers in China” and “business partners in China” or similar related to our company’s services. To reach the top lines of search queries linked to our business we are likely to implement the service of SEO (Search Engine Optimization).

To bolster the promotion with complete and updated information regarding our services and offers, we plan to set up social website pages, or channels communities on prominent web platforms (Facebook, Instagram, Twitter, and Telegram) conjointly with the launch of our website.

COMPETITION

Our services are aimed at individuals and business or legal bodies willing to make contacts with manufacturers in China, searching for the best price and quality offers offered, or to make contracts for either producing or shipping of goods or both. We plan to aim at small or medium sized business entities that intend to purchase goods by wholesale in order to sale in other countries.

We expect several types of customers we look forward to working with:

- Business entities engaged in purchasing and selling or re-selling goods or raw materials manufactured in China;

- Online retailers or shops looking for suppliers in China;

- Owners of accounts at a marketplace, such as Amazon, but need a supplier of goods;

- Business entities already having business with Chinese partners but needing legal support and translation services.

- Entities willing to initiate business with Chinese partners and needing consulting services.

- Chinese manufacturers willing to expand their market looking for customers in USA and Europe.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

We are a start-up company and currently have no employees other than our director and secretary. Mr. Li, our director and Mr. Kraft our secretary, handle the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are had a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

 OFFICES

The Company’s principal offices are located at Our business address is North District Sunshine Home Unit 2, Floor 6, Ste. #201, Manzhouli City, Inner Mongolia, China 021400.

GOVERNMENT REGULATION

We do not believe that regulation will have a material impact on the way we conduct our business. We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be subject to common business and tax rules and regulations pertaining to the operation of our business. Because we plan to provide our consulting services for the clients worldwide, we will be also required to comply with all regulations, rules and directives of governmental authorities in any jurisdiction which we would conduct activities.

We do not need a special approvals or license to operate in China. However, our activities in the Internet could be restricted by the regulations of the PRC’s authorities.

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82, “Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have executive offices in China, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and our sole director with voting rights are also located within China. However, our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in the USA but not within China, so we are not consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, even if we are an enterprise established under the laws Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

Moreover, the PRC has enacted laws and regulations governing internet access and the distribution of products, services, news, information, audio-video programs and other content through the internet. The PRC government has prohibited the distribution of information through the internet that it deems to be in violation of PRC laws and regulations. If any of our internet content were deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations.

Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, Ministry of Industry and Information Technology has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability for a Web site operator.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our Internet platform or to limit or regulate future applications available to users of our platform, our business would be affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

Bymax Corp. is a business consulting company, and we are planning to provide only information content about our business. Moreover, we are planning to hire an advertising company to promote our services on the Internet. Such companies have specific licenses for the business service promotion within and out of China. We are planning to develop our website and request an ICP (Internet Content Provider) license from the Ministry of Industry and Information Technology (MIIT). We have not obtained a license as of today. We are planning to follow the recommendations of MIIT and apply for a Business ICP Filing license when we complete to develop our website. According to the MIIT, we need about 3 weeks to obtain a Business ICP Filing license.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2021, our total assets were $9,769. Total assets were comprised of $9,769 in current assets.

As at January 31, 2021, our current liabilities were $6,013 and Stockholders’ equity was $3,756.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended January 31, 2021 net cash flows used in operating activities was negative $1,488.

For the nine months ended January 31, 2020 net cash flows used in operating activities was negative $840.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended January 31, 2021 net cash flows used in financing activities was $5,118.

For the nine months ended January 31, 2020 net cash flows used in financing activities was $3,895.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

GOING CONCERN CONSIDERATION

We have generated $5,800 in revenues since inception to January 31, 2021. As of January 31, 2021, the Company had an accumulated deficit of $244. Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the period from November 13, 2019 (inception) to April 30, 2020 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

 OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Manzhouli, China, on March 15, 2021.

BYMAX CORP.

By:	/s/	Longjiang Li
	Name:	Longjiang Li
	Title:	President, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)
By:	/s/	Andre Kraft
	Name:	Andre Kraft
	Title:	Secretary