Form 10-K
period 2021-04-30
Bymax Corp.
filed 2021-08-16
CIK 1796297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-240750

Bymax Corp.

(Exact name of registrant as specified in its charter)

NV (State or Other Jurisdiction of Incorporation or Organization)	8742 (Primary Standard Industrial Classification Number)	98-1519197 (IRS Employer Identification Number)

North District Sunshine Home Unit 2, Floor 6, Ste. #201

Manzhouli City, Inner Mongolia, CN 021400

Tel.  (646) 9707560

Email: bymaxcorp@yandex.com

(Address and telephone number of principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( ) No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated Filer (X)	Emerging growth company ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,220,000 common shares issued and outstanding as of April 30, 2021.

PART I

Item 1. Description of Business

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this annual report and in our audited financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2021, no shares of our common stock have traded.

Number of Holders

As of April 30, 2021, the 4,220,000 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2021 and 2020.

Recent Sales of Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 30, 2020 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On March 19, 2020 the Company issued 1,000,000 shares of common stock to a secretary for cash proceeds of $1,000 at $0.001 per share.

In February 2021, the Company issued 25,000 shares of common stock for cash proceeds of $750 at $0.03 per share.

In March 2021, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

There were 4,220,000 shares of common stock issued and outstanding as of April 30, 2021.

Purchase of our Equity Securities by Officers and Directors

On January 30, 2020, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Longjiang Li, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. On March 19, 2020, the Company offered and sold 1,000,000 restricted shares of common stock to our secretary, Andre Kraft, for a purchase price of $0.001 per share, for aggregate offering proceeds of $1,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended April 30, 2021 and 2020:

Revenue and cost of goods sold

For the year ended April 30, 2021 and 2020 the Company generated total revenue of $10,800 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended April 30, 2021 and 2020 were $8,225 and $856. The operating expenses for the year ended April 30, 2021 included bank charges of $91; legal fees of $1500; audit fees of $5,164; professional fees of $1,470.

Net Profit/ Loss

The net profit/loss for the year ended April 30, 2021 and 2020 was $2,034 and $(856) accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended April 30, 2021, the Company had cash of $21,278 ($4,039 as of April 30, 2020). Furthermore, the Company had a working capital of $9,578 ($3,144 as of April 30, 2020). The increase in working capital is attributed to sale of services.

During the year ended April 30, 2021, the Company used $7,155 of cash in operating activities due to its net profit and increase in accounts payable of $4,580.

During the year ended April 30, 2021 the Company used $2,200 of cash in investing activities.

During the year ended April 30, 2021, the Company generated $12,284 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Longjiang Li, has concluded a verbal agreement with the Bymax Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

BYMAX CORP.

FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

Building No. H-1, Street 8,

Abu Baker Market,

Sector G-11/1, Islamabad

Pakistan

Tel: +92-51-2308271 - 72 Email: info@thezmk.com www.thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bymax Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bymax Corp. ("the Company") as of April 30, 2021, and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended April 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include anyadjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2020.

Islamabad, Pakistan

Date: August 15, 2021

BYMAX CORP.

BALANCE SHEETS

AS OF APRIL 30, 2021& 2020

(AUDITED)

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$21,278	$4,039
Total Current Assets	21,278	4,039

Fixed Assets
Equipment, net	2,200	-
Total Fixed Assets	2,200	-

Total Assets	$23,478	$4,039

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party loan	$6,579	$895
Accounts Payable	4,580	-
Provision for taxation	541
Total Current Liabilities	$11,700	$895

Total Liabilities	11,700	895

Commitments and Contingencies	-	-

Stockholder’s Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 4,220,000 and 4,000,000 shares issued and outstanding as of April 30, 2021 and from November 13, 2019 (Inception) through April 30, 2020	4,220	4,000
Additional Paid-up Capital	6,380	-
Accumulated Profits (Deficit)	1,178	(856)
Total Stockholder’s Equity	11,778	3,144

Total Liabilities and Stockholder’s Equity	$23,478	$4,039

See accompanying notes, which are an integral part of these financial statements

BYMAX CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the period from May 01, 2020 to April 30, 2021	For the period from November, 13, 2019 to April 30, 2020

REVENUES	$10,800	-
Gross Profit	10,800	-

OPERATING EXPENSES
General and Administrative Expenses	(8,225)	(856)
TOTAL OPERATING EXPENSES	(8,225)	(856)

NET INCOME/LOSS FROM OPERATIONS	2,575	(856)

PROVISION FOR INCOME TAXES	(541)	-

NET INCOME/LOSS	$2,034	(856)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,029,107	431,507

See accompanying notes, which are an integral part of these financial statements

BYMAX CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

YEARS ENDED APRIL 30, 2021 AND 2020

(AUDITED)

	Common Stock		Additional Paid-in	Accumulated Profits (Deficit)	Total Stockholder’s
	Shares	Amount	Capital		Equity
Balance, April 30, 2019	-	$ -	$ -	$ -	$ -
Issuance of common stock to director	3,000,000	3,000	-	-	3,000
Issuance of common stock to secretary	1,000,000	1,000	-	-	1,000

Net loss for the period ended April 30, 2020	-	-	-	(856)	(856)

Balance, April 30, 2020	4,000,000	$ 4,000	$ -	$ (856)	$ 3,144
Issuance of common stock	220,000	220	6,380	-	6,600

Net profit for the year ended April 30, 2020	-	-	-	2,034	2,034

Balance, April 30, 2021	4,220,000	$ 4,220	$ 6,380	$ 1,178	$ 11,778

See accompanying notes, which are an integral part of these financial statements

BYMAX CORP.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the period from May 01, 2020 to April 30, 2021	For the period from November, 13, 2019 to April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before taxes	$ 2,575	$ (856)
Adjustments to reconcile net loss to net cash from operating activities:
Change in account payable	4,580	-
CASH FLOWS FROM OPERATING ACTIVITIES	7,155	(856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,200)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(2,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Related party loan	5,684	895
Shares issuance	220	4,000
Additional paid up capital	6,380	-
CASH FLOWS FROM FINANCING ACTIVITIES	12,284	4,895

NET CHANGE IN CASH	17,239	4,039
Cash, beginning of year	4,039	0
Cash, end of year	$ 21,278	$ 4,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

BYMAX CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021& 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $10,800 revenues for the year ended April 30, 2021.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

BYMAX CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021& 2020

Stock-Based Compensation

As of January 31, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Equipment

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method over three years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of April 30, 2021, the Company has generated $10,800 revenue. Revenue is recognized when the order is completed and approved by the customer.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

BYMAX CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021& 2020

Note 4 – FIXED ASSETS

FIXED ASSETS:

Equipment
Cost
As at April 30, 2020	$-
Additions	2,200
Disposals	-
As at April 30, 2021	$2,200

Depreciation
As at April 30, 2020	(-)
Change for the period	(-)
As at April 30, 2021	$-

Net book value	$2,200

Equipment consists of Macbook which was brought to use by the company as on April 30, 2021. Therefore, no depreciation was charged during the year ended April 30, 2021.

Note 5 – RELATED PARTY TRANSACTIONS

During the year April 30, 2021, our sole director has loaned to the Company $5,684. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,579 as of April 30, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 30, 2020 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

On March 19, 2020 the Company issued 1,000,000 shares of common stock to a secretary for cash proceeds of $1,000 at $0.001 per share.

In February 2021, the Company issued 25,000 shares of common stock for cash proceeds of $750 at $0.03 per share.

In March 2021, the Company issued 195,000 shares of common stock for cash proceeds of $5,850 at $0.03 per share.

There were 4,220,000 shares of common stock issued and outstanding as of April 30, 2021.

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

BYMAX CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021& 2020

Note 8 – INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Income tax expense recognized for the year ended April 30, 2021 of USD 541 consist of current tax only.

The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at April 31, 2021 & 2020 are as follows:

	April 30, 2021	April 30, 2020
Deferred tax assets
Net operating losses	$-	$(856)
Deferred tax liability
Net deferred tax assets	-	180
Less valuation allowance	-	(180)
Deferred tax asset - net valuation allowance	$-	$-

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2021, through August 15, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation,controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name	Age	Positions

Longjiang Li	32	President, Treasurer and Director
Andre Kraft	46	Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Longjiang Li has acted as our President, Treasurer and Director since we incorporated on November 13, 2019. Mr. Li graduated from Shanghai University in 2012 as a Master in International Business. Since 2012 till 2016, he worked as a manager of international business retail department at Shingao International, Ltd (Shanghai, China). Since 2016 till 2019, he worked as the freelance business consultant in retail. He provided the following services: marketing research of retail stores in China; Chinese marketplaces goods analysis; business consulting services for international entrepreneurs willing to buy goods in China. We believe that Mr. Li’s specific experience, qualifications and skills will enable to develop our business.

Andre Kraft has acted as our Secretary since we incorporated on November 13, 2019. Mr. Kraft graduated from University of Heidelberg in 1999 as a Master of Management. Since 1999 till 2010, he worked as an online retail consultant in Kaufhaus Hlde, GmbH. Since 2010 till 2016 he worked as a senior business consultant at Shingao International, Ltd. Since 2016 till 2019, he worked as the private business consultant in online retail. He worked as a consultant for the ecommerce entrepreneurs from around the world. He prepared marketing analysis of wholesale suppliers in China; prepared product research for the ecommerce projects; prepared listing for the marketplaces; SEO consulting services and online advertising. We believe that Mr. Kraft’s specific experience, qualifications and skills will enable to develop our business.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Longjiang Li, President, Treasurer, Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Andre Kraft, Secretary	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Our officers have not received monetary compensation since our inception to the date of this financial statement. We currently do not pay any compensation to any officer or any member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Longjiang Li North District Sunshine Home Unit 2, Floor 6, Ste. #201, Manzhouli City, Inner Mongolia, China 021400	3,000,000 shares of common stock (direct)	94.8
Common Stock	Andre Kraft North District Sunshine Home Unit 2, Floor 6, Ste. #201, Manzhouli City, Inner Mongolia, China 021400	1,000,000 shares of common stock (direct)

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 30, 2021, there were 4,220,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of April 30, 2021, we issued a total of 4,000,000 shares of restricted common stock to our president, Longjiang Li (3,000,000 shares) and our secretary, Andre Kraft (1,000,000 shares). Our president and director, Mr. Li, has advanced funds to us. As of April 30, 2021, Mr. Li has advanced to us $6,579. Mr. Li will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Li. Mr. Li will be repaid from revenues of operations if andwhen we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Li does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Li or the repayment of the funds to Mr. Li. The entire transaction was oral. We have a verbal agreement with Mr. Li that, if necessary, he will loan the company funds to support the Company operations.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2021 & April 30, 2020, we incurred approximately $4,078 & $1,085 respectively in fee to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2021 & 2020 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2020, October 31, 2020, and January 31, 2021.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this financial statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Manzhouli, China, on August 16, 2021.

BYMAX CORP.

By:	/s/	Longjiang Li
	Name:	Longjiang Li
	Title:	President, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)
By:	/s/	Andre Kraft
	Name:	Andre Kraft
	Title:	Secretary