Form 10-Q
period 2021-07-31
Bymax Corp.
filed 2021-09-16
CIK 1796297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

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

Tel.(646) 9707560

Email: bymaxcorp@yandex.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ( ) No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated Filer (X)	Smaller reporting company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,276,000 common shares issued and outstanding as of July 31, 2021.

BYMAX CORP.

QUARTERLY REPORT ON FORM 10-Q

Item 6.	Exhibits	18

Signatures

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

Bymax Corp.

BALANCE SHEET

As of July 31, 2021 & April 30, 2021

	July 31, 2021 (Unaudited)	April 30, 2021 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$25,697	$21,278
Total Current Assets	25,697	21,278

Fixed Assets
Equipment, net	2,017	2,200
Total Fixed Assets	2,017	2,200

Total Assets	$27,714	$23,478

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party loan	$6,579	$6,579
Accounts Payable	2,380	4,580
Total Current Liabilities	8,959	11,159

Other Liabilities
Provision for taxation	1,540	541
Total Other Liabilities	1,540	541

Total Liabilities	10,499	11,700

Commitments and Contingencies	-	-

Stockholder’s Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 4,276,000 and 4,220,000 shares issued and outstanding as of July 31, 2021 and as of April 30, 2021	4,276	4,220
APIC	8,004	6,380
Accumulated Income (Deficit)	4,935	1178
Total Stockholder’s Equity	17,215	11,778

Total Liabilities and Stockholder’s Equity	$27,714	$23,478

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENTS OF OPERATIONS

Three months ended July 31, 2021 and 2020

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020
REVENUES	$5,000	$-
Gross Profit	5,000	-

OPERATING EXPENSES
General and Administrative Expenses	(244)	(1,085)
TOTAL OPERATING EXPENSES	(244)	(1,085)

NET INCOME/LOSS FROM OPERATIONS	4,756	(1,085)

PROVISION FOR INCOME TAXES	(999)	-

NET INCOME/LOSS	$3,757	$(1,085)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,239,250	935,616

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Three months ended July 31, 2021and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Profits (Deficit)	Total Stockholder’s
	Shares	Amount	Capital		Equity
Balance, April 30, 2020	4,000,000	$ 4,000	$ -	$ (856)	$ 3,144
Issuance of common stock	-	-	-	-	-

Net profit for the year ended July 31, 2020	-	-	-	(1,085)	(1,085)

Balance, July 31, 2020	4,000,000	$ 4,000	$ -	$ (1,941)	$ 2,059

Balance, April 30, 2021	4,220,000	$ 4,220	$ 6,380	$ 1,178	$ 11,778
Issuance of common stock	56,000	56	1,624	-	1,680

Net income for the three months ended July 31, 2021	-	-	-	3,757	3,757

Balance, July 31, 2021	4,276,000	$ 4,276	$ 8,004	$ 4,935	$ 17,215

 See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

STATEMENTS OF CASH FLOWS

Three months ended July 31, 2021 and 2020

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 3,757	$ (1,085)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	183	-
Change in account payable	(2,200)	-
Change in deferred income tax	999	-
CASH FLOWS FROM OPERATING ACTIVITIES	2,739	(1,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	1,085
Shares issuance	1,680	-
CASH FLOWS FROM FINANCING ACTIVITIES	1,680	1,085

NET CHANGE IN CASH	4,419	0

Cash, beginning of period	21,278	4,039

Cash, end of period	$ 25,697	$ 4,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $5,000 revenues for the three months ended July 31, 2021.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

Stock-Based Compensation

As of July 31, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended July 31, 2021, the Company has generated $5,000 revenue. Revenue is recognized when the order is completed and approved by the customer.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

Note 4 – FIXED ASSETS

FIXED ASSET:

Equipment
Cost
As at April 30, 2021	$2,200
Additions	-
Disposals	-
As at July 31, 2021	$2,200

Depreciation
As at April 30, 2021	(-)
Change for the period	(183)
As at July 31, 2021	$(183)

Net book value	$2,017

Equipment consists of Macbook which was brought to use by the company as on April 30, 2021.Depreciation charged for the period ended July 31, 2021 was $183.

Note 5 – RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2021, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $6,579 as of July 31, 2021.

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

In May 2021, the Company issued 21,000 shares of common stock for cash proceeds of $630 at $0.03 per share.

In July 2021, the Company issued 35,000 shares of common stock for cash proceeds of $1,050 at $0.03 per share.

There were 4,276,000 shares of common stock issued and outstanding as of July 31, 2021.

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

Bymax Corp.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2021, through September 15, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders fromtransferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

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

RESULTS OF OPERATIONS

We are start-up company. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2021, our total assets were $27,714. Total assets were comprised of $25,697 in current assets and $2,017 in fixed assets.

As at July 31, 2021, our current liabilities were $8,959 and Stockholders’ equity was $17,215.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended July 31, 2021 net cash flows generated from operating activities was $2,739.

For the three months ended July 31, 2020 net cash flows used in operating activities was $1,085.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended July 31, 2021 net cash flows generated from financing activities was $1,680.

For the three months ended July 31, 2020 net cash flows generated from financing activities was $1,085.

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

GOING CONCERN CONSIDERATION

We have generated $5,000 in revenues for the three months ended July 31, 2021. As of July 31, 2021, the Company had an income of $3,757. Our independent auditors included an explanatory paragraph in their report on the audited financial statements as of April 30, 2021 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Manzhouli, China, on September 16, 2021.

BYMAX CORP.

By:	/s/	Longjiang Li
	Name:	Longjiang Li
	Title:	President, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)
By:	/s/	Andre Kraft
	Name:	Andre Kraft
	Title:	Secretary